Form 10-K
period 2000-12-31
ADVANTA BUSINESS RECIEVABLES CORP
filed 2001-05-22
CIK 1107920

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 333-32874


                ADVANTA BUSINESS RECEIVABLES CORP, AS TRANSFEROR
                                  on behalf of
                       ADVANTA BUSINESS CARD MASTER TRUST

             (Exact Name of Registrant as Specified in Its Charter)


                Nevada                                   23-2852207
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

639 Isbell Road, Suite 390, Reno, Nevada 89506

(Address of principal executive offices)

Registrant's telephone number, including area code:  (775) 823-3080

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

         The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 C.F.R. 230.405): Not Applicable.

                                TABLE OF CONTENTS
PART I............................................................................................................      3

   Item 1.     Business...........................................................................................      3
   Item 2.     Properties.........................................................................................      3
   Item 3.     Legal Proceedings..................................................................................      3
   Item 4.     Submission of Matters to a Vote of Security Holders................................................      4

PART II...........................................................................................................      4

   Item 5.     Market For The Registrant's Common Equity and Related Stockholder Matters..........................      4
   Item 6.     Selected Financial Data............................................................................      4
   Item 7.     Management's Discussion and Analysis of Financial Condition and Results
               of Operations......................................................................................      4
   Item 7A.    Quantitive and Qualitative Disclosures About Market Risk...........................................      4
   Item 8.     Financial Statements and Supplementary Data........................................................      4
   Item 9.     Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure...............................................................................      4

PART III..........................................................................................................      5

   Item 10.    Directors and Executive Officers of the Registrant.................................................      5
   Item 11.    Executive Compensation.............................................................................      5
   Item 12.    Security Ownership of Certain Beneficial Owners and Management.....................................      5
   Item 13.    Certain Relationships and Related Transactions.....................................................      5
   Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................      5

SIGNATURES........................................................................................................      7

PART I

ITEM 1.           BUSINESS.

         The Advanta Business Card Master Trust (the "Trust") was organized by Advanta Business Receivables Corp. (the "Transferor"), pursuant to the Trust Agreement (the "Trust Agreement") dated as of August 1, 2000, between the Transferor and Wilmington Trust Company as owner trustee (the "Owner Trustee"). Pursuant to the Receivables Purchase Agreement dated as of August 1, 2000, between Advanta Bank Corp. ("ABC") as seller and the Transferor as purchaser, ABC transferred all of its rights, title and interest in, to and under certain credit card receivables arising from time to time in designated accounts (the "Receivables") to the Transferor. The Transferor, in turn, transferred all of its rights, title and interest in, to and under the Receivables to the Trust, pursuant to the Transfer and Servicing Agreement dated as of August 1, 2000 (the "Transfer and Servicing Agreement"), among the Transferor, ABC as servicer (the "Servicer") and the Trust. Under the Transfer and Servicing Agreement, the Servicer has agreed to service and administer the Receivables as agent for the Transferor and the Trust. The Trust and Bankers Trust Company as indenture trustee (the "Indenture Trustee") entered into a master indenture (the "Master Indenture") dated as of August 1, 2000. The Master Indenture is supplemented by various series supplements providing for the issuance of notes, in varying series. Publicly registered and outstanding notes existing as of December 31, 2000 are the following: Series 2000-B Asset-Backed Notes, Class A, Class B and Class C; and Series 2000-C Asset-Backed Notes, Class A, Class B and Class C (these publicly registered notes are collectively referred to as the "Notes"). The Notes represent interests in the Trust only and do not represent interests in or obligations of the Transferor, ABC, Advanta Corp. or any affiliate thereof.

         The Registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

ITEM 2.  PROPERTIES.

         The Trust's assets consist primarily of a pool of receivables in a portfolio of business revolving credit card accounts originated or acquired by ABC.

ITEM 3.  LEGAL PROCEEDINGS.

         The Transferor is not aware of any material pending litigation involving the Trust, the Owner Trustee, the Indenture Trustee, the Transferor or ABC with respect to the Notes or the property or activities of the Trust. The Transferor is aware that the Servicer is a party to various legal proceedings resulting from the ordinary business activities relating to its operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No vote or consent of holders of any Notes was solicited for any purpose during the year ended December 31, 2000.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Each class of Notes is represented by a single Note of such class registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"). To the best knowledge of the Registrant, there is no established public trading market for the Notes.

ITEM 6.  SELECTED FINANCIAL DATA.

         Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Not Applicable.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Not Applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

               Not Applicable.

ITEM 11.       EXECUTIVE COMPENSATION.

               Not Applicable.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) Each class of Notes is represented by a single Note registered in the name of Cede & Co., the nominee of DTC, and an investor holding a beneficial interest in a Note is not entitled to receive a note representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Notes for their own accounts or for the accounts of their customers. The name and address of Cede & Co. is:

                                   Cede & Co.
                        c/o The Depository Trust Company
                                 55 Water Street
                            New York, New York 10041

         (b) Not Applicable.

         (c) Not Applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         There have not been, and there are not currently proposed, any transaction or series of transactions, to which the Trust, the Transferor, the Servicer, or the Owner Trustee on behalf of the Trust, is a party with any holder of a Note who owns of record or beneficially more than five percent of the Notes.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      1. Financial Statements: Not Applicable.

             2. Financial Statement Schedules: Not Applicable.

         (b) The following reports on Form 8-K were filed by the Registrant during fiscal year 2000, including "Item 7. Financial Statements, Pro Forma Financial Information, and Exhibits":

                  Date of Report
                  October 20, 2000
                  November 20, 2000
                  December 20, 2000

         (c) Not Applicable.

         (d) Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ADVANTA BUSINESS CARD MASTER TRUST

                              By:  Advanta Bank Corp., as attorney in fact

                              By: /s/  Kirk S. Weiler
                                  ----------------------------------------
                              Name: Kirk S. Weiler
                              Title:   Vice President/Treasurer
                              Dated:  May 14, 2001

                              ADVANTA BUSINESS RECEIVABLES CORP.

                              By: /s/  Mark Shapiro
                                  ----------------------------------------
                              Name:    Mark Shapiro
                              Title:   Treasurer
                              Dated:  May 14, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               /s/  Jeffrey D. Beck
                               --------------------------------------------
                               Jeffrey D. Beck
                               President, Director
                               (Principal Executive Officer)
                               Dated:  May 14, 2001

                               /s/  Michael Coco
                               ------------------------------------
                               Michael Coco
                               Vice President of Finance, Director
                               (Principal Financial Officer and
                               Principal Accounting Officer)
                               Dated:  May 14, 2001

                               /s/  Mark Shapiro
                               ------------------------------------
                               Mark Shapiro
                               Vice President and Treasurer, Director
                               Dated:  May 14, 2001

                               /s/  Janice C. George
                               --------------------------------------------
                               Janice C. George
                               Director
                               Dated:  May 14, 2001

                               /s/  Francis B. Jacobs, II
                               ------------------------------------
                               Francis B. Jacobs, II
                               Director
                               Dated:  May 14, 2001