Form 10-K405
period 2001-12-31
ADVANTA BUSINESS RECIEVABLES CORP
filed 2002-03-28
CIK 1107920

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

                        Commission file number 333-81788

                ADVANTA BUSINESS RECEIVABLES CORP, AS TRANSFEROR
                                  on behalf of
                       ADVANTA BUSINESS CARD MASTER TRUST
             (Exact Name of Registrant as Specified in Its Charter)

                     Nevada                                           23-2852207
(State or other jurisdiction of incorporation or         (I.R.S. Employer Identification No.)
                 organization)

    639 Isbell Road, Suite 390, Reno, Nevada                            89509
    (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:           (775) 823-3080

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

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

                                TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                       ----
PART I ................................................................................................................  3
         Item 1.      Business.........................................................................................  3
         Item 2.      Properties.......................................................................................  3
         Item 3.      Legal Proceedings................................................................................  3
         Item 4.      Submission of Matters to a Vote of Security Holders..............................................  3

PART II ...............................................................................................................  4
         Item 5.      Market For Registrant's Common Equity and Related Stockholder
                      Matters..........................................................................................  4
         Item 6.      Selected Financial Data..........................................................................  4
         Item 7.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations............................................................................  4
         Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.......................................  4
         Item 8.      Financial Statements and Supplementary Data......................................................  4
         Item 9.      Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure.............................................................................  4

PART III ..............................................................................................................  5
         Item 10.     Directors and Executive Officers of the Registrant...............................................  5
         Item 11.     Executive Compensation...........................................................................  5
         Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...  5
         Item 13.     Certain Relationships and Related Transactions...................................................  5
         Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................  5

SIGNATURES ............................................................................................................  7

PART I

ITEM 1.           BUSINESS.

                  The Advanta Business Card Master Trust (the "Trust") was organized by Advanta Business Receivables Corp. (the "Transferor"), pursuant to the Trust Agreement (the "Trust Agreement") dated as of August 1, 2000, between the Transferor and Wilmington Trust Company as owner trustee (the "Owner Trustee"). Pursuant to the Receivables Purchase Agreement dated as of August 1, 2000, between Advanta Bank Corp. ("ABC") as seller and the Transferor as purchaser, ABC transferred all of its rights, title and interest in, to and under certain credit card receivables arising from time to time in designated accounts (the "Receivables") to the Transferor. The Transferor, in turn, transferred all of its rights, title and interest in, to and under the Receivables to the Trust, pursuant to the Transfer and Servicing Agreement dated as of August 1, 2000 (the "Transfer and Servicing Agreement"), among the Transferor, ABC as servicer (the "Servicer") and the Trust. Under the Transfer and Servicing Agreement, the Servicer has agreed to service and administer the Receivables as agent for the Transferor and the Trust. The Trust and Bankers Trust Company as indenture trustee (the "Indenture Trustee") entered into a master indenture (the "Master Indenture") dated as of August 1, 2000. The Master Indenture is supplemented by various series supplements providing for the issuance of notes, in varying series. Publicly registered and outstanding notes existing as of December 31, 2000 are the following: Series 2000-B Asset-Backed Notes, Class A, Class B and Class C; Series 2000-C Asset-Backed Notes, Class A, Class B and Class C; and Series 2001-A Asset-Backed Notes, Class A, Class B and Class C (these publicly registered notes are collectively referred to as the "Notes"). The Notes represent interests in the Trust only and do not represent interests in or obligations of the Transferor, ABC, Advanta Corp. or any affiliate thereof.

                  The Registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

ITEM 2.           PROPERTIES.

                  The Trust's assets consist primarily of a pool of receivables in a portfolio of revolving business credit card accounts originated or acquired by ABC.

ITEM 3.           LEGAL PROCEEDINGS.

                  The Transferor is not aware of any material pending litigation involving the Trust, the Owner Trustee, the Indenture Trustee, the Transferor or ABC with respect to the Notes or the property or activities of the Trust. The Transferor is aware that the Servicer is a party to various legal proceedings resulting from the ordinary business activities relating to its current and discontinued operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No vote or consent of holders of any Notes was solicited for any purpose during the year ended December 31, 2001.

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

ITEM 6.           SELECTED FINANCIAL DATA.

                  Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  Not Applicable.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  Not Applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  Not Applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Not Applicable.

ITEM 11.          EXECUTIVE COMPENSATION.

                  Not Applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K.

                  (a) 1.      Financial Statements:              Not Applicable.

                      2.      Financial Statement Schedules:     Not Applicable.

                  (b) The following reports on Form 8-K were filed by the Registrant during fiscal year 2001, including "Item 7. Financial Statements, Pro Forma Financial Information, and Exhibits":

                           Date of Report

                           January 22, 2001

                           February 20, 2001

                           March 20, 2001

                           April 17, 2001

                           April 20, 2001

                           May 21, 2001

                           June 20, 2001

                           July 20, 2001

                           August 20, 2001

                           September 20, 2001

                           October 22, 2001

                           November 20, 2001

                           December 20, 2001

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

                                   ADVANTA BUSINESS CARD MASTER TRUST

                                   By: Advanta Bank Corp., as attorney in fact


                                   By: /s/ Michael Coco
                                       ---------------------------------------
                                   Name:   Michael Coco
                                   Title:  Vice President, Structured Finance
                                           and Securitization
                                   Dated:  March 15, 2002

                                   ADVANTA BUSINESS RECEIVABLES CORP.


                                   By: /s/ Mark Shapiro
                                       ---------------------------------------
                                   Name:   Mark Shapiro
                                   Title:  Vice President and Treasurer
                                   Dated:  March 15, 2002


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                   /s/ Jeffrey D. Beck
                                   -------------------------------------------
                                       Jeffrey D. Beck
                                       President, Director
                                       (Principal Executive Officer)
                                       Dated:  March 15, 2002

                                   /s/ Michael Coco
                                   -------------------------------------------
                                       Michael Coco
                                       Vice President of Finance, Director
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)
                                       Dated:  March 15, 2002



                                   /s/ Mark Shapiro
                                   -------------------------------------------
                                       Mark Shapiro
                                       Vice President and Treasurer, Director
                                       Dated:   March 15, 2002



                                   /s/ Janice C. George
                                   -------------------------------------------
                                       Janice C. George
                                       Director
                                       Dated:   March 15, 2002



                                   /s/ Francis B. Jacobs, II
                                   -------------------------------------------
                                       Francis B. Jacobs, II
                                       Director
                                       Dated:  March 15, 2002