Form 10-K
period 2002-12-31
ADVANTA BUSINESS RECIEVABLES CORP
filed 2003-03-31
CIK 1107920

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(State or other jurisdiction of incorporation or               (I.R.S. Employer
                 organization)                               Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes | | No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.: Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.: Not Applicable.

                                TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----
PART I........................................................................................................      4
         Item 1.  Business....................................................................................      4
         Item 2.  Properties..................................................................................      4
         Item 3.  Legal Proceedings...........................................................................      4
         Item 4.  Submission of Matters to a Vote of Security Holders.........................................      4

PART II.......................................................................................................      5
         Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.......................      5
         Item 6.  Selected Financial Data.....................................................................      5
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......      5
         Item 7A. Quantitive and Qualitative Disclosures About Market Risk....................................      5
         Item 8.  Financial Statements and Supplementary Data.................................................      5
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........      5

PART III......................................................................................................      5
         Item 10. Directors and Executive Officers of the Registrant..........................................      5
         Item 11. Executive Compensation......................................................................      5
         Item 12. Security Ownership of Certain Beneficial Owners and Management..............................      5
         Item 13. Certain Relationships and Related Transactions..............................................      6
         Item 14. Controls and Procedures.....................................................................      6
         Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................      6

PART I

ITEM 1. BUSINESS.

      The Advanta Business Card Master Trust (the "Trust") was organized by Advanta Business Receivables Corp. (the "Transferor"), pursuant to the Trust Agreement (the "Trust Agreement") dated as of August 1, 2000, between the Transferor and Wilmington Trust Company as owner trustee (the "Owner Trustee"). Pursuant to the Receivables Purchase Agreement dated as of August 1, 2000, between Advanta Bank Corp. ("ABC") as seller and the Transferor as purchaser, ABC transferred all of its rights, title and interest in, to and under certain credit card receivables arising from time to time in designated accounts (the "Receivables") to the Transferor. The Transferor, in turn, transferred all of its rights, title and interest in, to and under the Receivables to the Trust, pursuant to the Transfer and Servicing Agreement dated as of August 1, 2000 (the "Transfer and Servicing Agreement"), among the Transferor, ABC as servicer (the "Servicer") and the Trust. Under the Transfer and Servicing Agreement, the Servicer has agreed to service and administer the Receivables as agent for the Transferor and the Trust. The Trust and Bankers Trust Company as indenture trustee (the "Indenture Trustee") entered into a master indenture (the "Master Indenture") dated as of August 1, 2000. The Master Indenture is supplemented by various series supplements providing for the issuance of notes, in varying series. Publicly registered and outstanding notes existing as of December 31, 2002 are the following: Series 2000-B Asset-Backed Notes, Class A, Class B and Class C; Series 2000-C Asset-Backed Notes, Class A, Class B and Class C; Series 2001-A Asset-Backed Notes, Class A, Class B and Class C; and Series 2002-A Asset-Backed Notes, Class A, Class B and Class C (these publicly registered notes are collectively referred to as the "Notes"). The Notes represent interests in the Trust only and do not represent interests in or obligations of the Transferor, ABC, Advanta Corp. or any affiliate thereof.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No vote or consent of holders of any Notes was solicited for any purpose during the year ended December 31, 2002.

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

ITEM 14. CONTROLS AND PROCEDURES.

      Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)   1.    Financial Statements: Not Applicable.

            2.    Financial Statement Schedules: Not Applicable.

            3.    99.1 Annual Accountant's Reports dated September 27, 2002
                  99.2 Annual Servicer's Certificate dated September 18, 2002
                  99.3 Certification Pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002

      (b) The following reports on Form 8-K were filed by the Registrant during fiscal year 2002, including "Item 7. Financial Statements, Pro Forma Financial Information, and Exhibits":

            Date of Report
            --------------
            January 22, 2002
            February 20, 2002
            March 20, 2002
            April 23, 2002
            May 20, 2002
            June 20, 2002
            July 22, 2002
            August 20, 2002
            September 20, 2002
            October 21, 2002
            November 20, 2002
            December 20, 2002

      (c) See Item 15(a)(3).

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

                                ADVANTA BUSINESS CARD MASTER TRUST

                                By: Advanta Bank Corp., as attorney in fact

                                By: /s/ Michael Coco
                                   -----------------------------------
                                Name: Michael Coco
                                Title: Vice President
                                Dated: March 31, 2003

                                ADVANTA BUSINESS RECEIVABLES CORP.

                                By: /s/ Mark Shapiro
                                    -----------------------------------
                                Name: Mark Shapiro
                                Title: Vice President and Assistant Treasurer
                                Dated: March 31, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                /s/ Jeffrey D. Beck
                                -----------------------------------------------
                                Jeffrey D. Beck
                                President, Director
                                (Principal Executive Officer)
                                Dated: March 31, 2003

                                /s/ Michael Coco
                                -----------------------------------------------
                                Michael Coco
                                Vice President, Director
                                (Principal Financial Officer and
                                Principal Accounting Officer)
                                Dated: March 31, 2003

                                /s/ Mark Shapiro
                                -----------------------------------------------
                                Mark Shapiro
                                Vice President and Assistant Treasurer, Director
                                Dated: March 31, 2003


                                /s/ Janice C. George
                                -----------------------------------------------
                                Janice C. George
                                Director
                                Dated: March 31, 2003


                                /s/ Francis B. Jacobs, II
                                -----------------------------------------------
                                Francis B. Jacobs, II
                                Director
                                Dated: March 31, 2003

                                  EXHIBIT INDEX

EXHIBIT                    DESCRIPTION                         MANNER OF FILING
-------                    -----------                         ----------------
  99.1                     Annual Accountant's Reports                *
                           dated September 27, 2002

  99.2                     Annual Servicer's Certificate              *
                           dated September 18, 2002

  99.3                     Certification Pursuant to Section          *
                           302 of the Sarbanes-Oxley Act of
                           2002

*   Filed electronically herewith.