Form 10-K
period 2003-12-31
ADVANTA BUSINESS RECEIVABLES CORP
filed 2004-03-29
CIK 1107920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 333-81788

ADVANTA BUSINESS RECEIVABLES CORP, AS TRANSFEROR
on behalf of
ADVANTA BUSINESS CARD MASTER TRUST

(Exact name of registrant as specified in its charter)

Nevada	23-2852207

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2920 Green Valley Parkway, Suite 3-321-8, Henderson, Nevada	89014

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(702) 433-9886

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	None

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b 2). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.: Not Applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.: Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual reports to security holders for fiscal year ended December 24, 1980): None.

- i -

PART I

Item 1.	Business.

                       The Advanta Business Card Master Trust (the “Trust”) was organized by Advanta Business Receivables Corp. (the “Transferor”), pursuant to the Trust Agreement (the “Trust Agreement”) dated as of August 1, 2000, between the Transferor and Wilmington Trust Company as owner trustee (the “Owner Trustee”). Pursuant to the Receivables Purchase Agreement dated as of August 1, 2000, between Advanta Bank Corp. (“ABC”) as seller and the Transferor as purchaser, ABC transferred all of its rights, title and interest in, to and under certain credit card receivables arising from time to time in designated accounts (the “Receivables”) to the Transferor. The Transferor, in turn, transferred all of its rights, title and interest in, to and under the Receivables to the Trust, pursuant to the Transfer and Servicing Agreement dated as of August 1, 2000 (the “Transfer and Servicing Agreement”), among the Transferor, ABC as servicer (the “Servicer”) and the Trust. Under the Transfer and Servicing Agreement, the Servicer has agreed to service and administer the Receivables as agent for the Transferor and the Trust. The Trust and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) as indenture trustee (the “Indenture Trustee”) entered into a master indenture (the “Master Indenture”) dated as of August 1, 2000. The Master Indenture is supplemented by various series supplements providing for the issuance of notes, in varying series. Publicly registered and outstanding notes existing as of December 31, 2003 are the following: Series 2000-C Asset-Backed Notes, Class A, Class B and Class C; Series 2001-A Asset-Backed Notes, Class A, Class B and Class C; Series 2002-A Asset-Backed Notes, Class A, Class B and Class C; Series 2003-A Asset-Backed Notes, Class A, Class B and Class C; Series 2003-B Asset-Backed Notes, Class A, Class B and Class C; Series 2003-C Asset-Backed Notes, Class A-1, Class A-2, Class B, Class C-1 and Class C-2; and Series 2003-D Asset-Backed Notes, Class A, Class B and Class C (these publicly registered notes are collectively referred to as the “Notes”). The Notes represent interests in the Trust only and do not represent interests in or obligations of the Transferor, ABC, Advanta Corp. or any affiliate thereof.

                       The Registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission (the “Commission”) to other trusts which are substantially similar to the Trust. Items designated herein as “Not Applicable” have been omitted as a result of this reliance.

Item 2.	Properties.

                       The Trust’s assets consist primarily of a pool of receivables in a portfolio of revolving business credit card accounts originated or acquired by ABC.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

                       No vote or consent of holders of any Notes was solicited for any purpose during the year ended December 31, 2003.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

                       Each class of Notes is represented by a single Note of such class registered in the name of Cede & Co., the nominee of The Depository Trust Company (“DTC”).

                       (a)      Not Applicable.

                       (b)      Not Applicable.

Item 6.	Selected Financial Data.

                       Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                       Not Applicable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

                       Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

                       Not Applicable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                       None.

Item 9A.	Controls and Procedures.

                       Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

                       Not Applicable.

Item 11.	Executive Compensation.

                       Not Applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                       There is no established public trading market for the Registrant’s common equity.

                       There are no securities for issuance under equity compensation plans.

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

Item 14.	Principal Accountant Fees and Services.

                       Not Applicable.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1.	Financial Statements: Not Applicable.

	2.	Financial Statement Schedules: Not Applicable.

	3.	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
		99.1	Annual Servicer’s Certificate dated September 17, 2003
		99.2	Independent Accountants’ Report on Management’s Assertion

                       (b) The following reports on Form 8-K were filed by the Registrant during fiscal year 2003, including “Item 7. Financial Statements, Pro Forma Financial Information, and Exhibits”:

Date of Report
January 21, 2003
February 20, 2003
March 20, 2003
April 21, 2003
May 20, 2003
June 20, 2003
July 21, 2003
August 20, 2003
September 22, 2003
October 20, 2003
November 20, 2003
December 22, 2003

(c)	See Item 15(a)(3).

(d)	Not Applicable.

SIGNATURES

                       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTA BUSINESS CARD MASTER TRUST

By: Advanta Bank Corp., as attorney in fact

By:	/s/ Michael Coco
Name:	Michael Coco
Title:	Vice President and Treasurer
Dated:	March 29, 2004

ADVANTA BUSINESS RECEIVABLES CORP.

By:	/s/ Mark Shapiro
Name:	Mark Shapiro
Title:	Vice President and Assistant Treasurer
Dated:	March 29, 2004

                       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Coco
Michael Coco
President, Director
Dated: March 29, 2004

Susan McVeigh
Vice President and Treasurer, Director
Dated:

/s/ Mark Shapiro
Mark Shapiro
Vice President and Assistant Treasurer, Director
Dated: March 29, 2004

/s/ Janice C. George
Janice C. George
Director
Dated: March 29, 2004

/s/ Francis B. Jacobs, II
Francis B. Jacobs, II
Director
Dated: March 29, 2004

EXHIBIT INDEX

EXHIBIT	DESCRIPTION	MANNER OF FILING
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

99.1	Annual Servicer’s Certificate	*

99.2	Independent Accountants’ Report on Management’s Assertion	*

*	Filed electronically herewith.