Form 10-K
period 2004-12-31
ADVANTA BUSINESS RECEIVABLES CORP
filed 2005-03-31
CIK 1107920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 333-81788

ADVANTA BUSINESS RECEIVABLES CORP., AS TRANSFEROR

on behalf of
ADVANTA BUSINESS CARD MASTER TRUST

(Exact name of registrant as specified in its charter)

Nevada	23-2852207

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2215 B Renaissance Drive, Suite 5
Las Vegas, Nevada	89119

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(702) 966-4246

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐    No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable.

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

PART I

Item 1.      Business.

                  The Advanta Business Card Master Trust (the “Trust”) was organized by Advanta Business Receivables Corp. (the “Transferor”), pursuant to the Trust Agreement (the “Trust Agreement”) dated as of August 1, 2000, between the Transferor and Wilmington Trust Company as owner trustee (the “Owner Trustee”). Pursuant to the Receivables Purchase Agreement dated as of August 1, 2000, between Advanta Bank Corp. (the “Bank”) as seller and the Transferor as purchaser, the Bank transferred all of its rights, title and interest in, to and under certain credit card receivables arising from time to time in designated accounts (the “Receivables”) to the Transferor. The Transferor, in turn, transferred all of its rights, title and interest in, to and under the Receivables to the Trust, pursuant to the Transfer and Servicing Agreement dated as of August 1, 2000 (the “Transfer and Servicing Agreement”), among the Transferor, the Bank as servicer (the “Servicer”) and the Trust. Under the Transfer and Servicing Agreement, the Servicer has agreed to service and administer the Receivables as agent for the Transferor and the Trust. The Trust and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) as indenture trustee (the “Indenture Trustee”) entered into a master indenture (the “Master Indenture”) dated as of August 1, 2000. The Master Indenture is supplemented by various series supplements providing for the issuance of notes, in varying series. The following are publicly registered and outstanding notes existing as of December 31, 2004: Series 2000-C Asset-Backed Notes, Class A, Class B and Class C; Series 2001-A Asset-Backed Notes, Class A, Class B and Class C; Series 2002-A Asset-Backed Notes, Class A, Class B and Class C; Series 2003-A Asset-Backed Notes, Class A, Class B and Class C; Series 2003-B Asset-Backed Notes, Class A, Class B and Class C; Series 2003-C Asset-Backed Notes, Class A-1, Class A-2, Class B, Class C-1 and Class C-2; Series 2003-D Asset-Backed Notes, Class A, Class B and Class C; and AdvantaSeries Class C(2004-C1) Asset-Backed Notes (these publicly registered notes are collectively referred to as the “Notes”). The Notes represent interests in the Trust only and do not represent interests in or obligations of the Transferor, the Bank, Advanta Corp. or any affiliate thereof.

                  The Registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission (the “Commission”) to other trusts which are substantially similar to the Trust. Items designated herein as “Not Applicable” have been omitted as a result of this reliance.

Item 2.      Properties.

                  The Trust’s assets consist primarily of a pool of receivables in a portfolio of revolving business credit card accounts originated or acquired by the Bank.

Item 3.      Legal Proceedings.

                  The Transferor is not aware of any material pending litigation involving the Trust, the Owner Trustee, the Indenture Trustee, the Transferor or the Bank with respect to the Notes or the property or activities of the Trust. The Transferor is aware that the Servicer is a party to various legal proceedings resulting from the ordinary business activities relating to its current and discontinued operations.

Item 4.      Submission of Matters to a Vote of Security Holders.

                  None.

PART II

Item 5.      Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

                  Except for the AdvantaSeries, each class is represented by a single Note of such class, and for the AdvantaSeries, each class may have multiple tranches each represented by a single Note of such tranche registered in the name of Cede & Co., the nominee of The Depository Trust Company (“DTC”).

                  (a)      Not Applicable.

                  (b)      Not Applicable.

                  (c)      Not Applicable.

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

Item 9B.  Other Information.

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

                  Except for the AdvantaSeries, each class is represented by a single Note of such class, and for the AdvantaSeries, each class may have multiple tranches each represented by a single Note of such tranche registered in the name of Cede & Co., the nominee of DTC, and an investor holding a beneficial interest in a Note is not entitled to receive a note representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Notes for their own accounts or for the accounts of their customers. The name and address of Cede & Co. is:

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

Item 14.   Principal Accountant Fees and Services.

                  Not Applicable.

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                  (a)     1.     Financial Statements:                     Not Applicable.

                            2.     Financial Statement Schedules:     Not Applicable.

                            3.      Exhibits

                                                        31      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                                                        99.1   Annual Servicer’s Certificate dated September 28, 2004

                                                        99.2   Independent Accountants’ Report

                  (b)      See Item 15(a)(3).

                  (c)      Not Applicable.

                  (d)      The following reports on Form 8-K containing distribution reports were filed by the Registrant during fiscal year 2004:

Date of Report

January 20, 2004
February 20, 2004
March 22, 2004
April 20, 2004
May 20, 2004
June 21, 2004
July 20, 2004
August 20, 2004
September 20, 2004
October 20, 2004
November 22, 2004
December 20, 2004

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTA BUSINESS CARD MASTER TRUST

By:Advanta Bank Corp., as attorney in fact

By:	/s/ Michael Coco

Name:	Michael Coco
Title:	Vice President and Treasurer
Dated:	March 30, 2005

ADVANTA BUSINESS RECEIVABLES CORP.

By:	/s/ Michael Coco

Name:	Michael Coco
Title:	President
Date:	March 30, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Coco

Michael Coco
President, Director
(Principal Executive Officer)
Date: March 30, 2005

/s/ Susan McVeigh

Susan McVeigh
Vice President and Treasurer, Director
(Principal Financial Officer)
Date: March 30, 2005

/s/ David B. Weinstock

David B. Weinstock
Vice President and Chief Accounting Officer,
Director
(Principal Accounting Officer)
Date: March 30, 2005

/s/ Janice C. George

Janice C. George
Director
Date: March 30, 2005

/s/ Andrew T. Panaccione

Andrew T. Panaccione
Director
Date: March 30, 2005

EXHIBIT INDEX

EXHIBIT	DESCRIPTION	MANNER OF FILING

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

99.1	Annual Servicer’s Certificate	*

99.2	Independent Accountants’ Report	*

* Filed electronically herewith.