Form 10-K
period 2005-12-31
ADVANTA BUSINESS RECEIVABLES CORP
filed 2006-03-29
CIK 1107920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 333-81788
ADVANTA BUSINESS RECEIVABLES CORP., AS TRANSFEROR
on behalf of
ADVANTA BUSINESS CARD MASTER TRUST
(Exact name of registrant as specified in its charter)

Nevada	23-2852207

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2215 B Renaissance Drive, Suite 5
Las Vegas, Nevada	89119

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(702) 966-4246

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
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
     The Advanta Business Card Master Trust (the “Trust”) was organized by Advanta Business Receivables Corp. (the “Transferor”), pursuant to the Trust Agreement (the “Trust Agreement”) dated as of August 1, 2000, between the Transferor and Wilmington Trust Company as owner trustee (the “Owner Trustee”). Pursuant to the Receivables Purchase Agreement dated as of August 1, 2000, between Advanta Bank Corp. (the “Bank”) as seller and the Transferor as purchaser, the Bank sold and transferred all of its rights, title and interest in, to and under certain credit card receivables arising from time to time in designated accounts (the “Receivables”) to the Transferor. The Transferor, in turn, transferred all of its rights, title and interest in, to and under the Receivables to the Trust, pursuant to the Transfer and Servicing Agreement dated as of August 1, 2000 (the “Transfer and Servicing Agreement”), among the Transferor, the Bank as servicer (the “Servicer”) and the Trust. Under the Transfer and Servicing Agreement, the Servicer has agreed to service and administer the Receivables as agent for the Transferor and the Trust. The Trust and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) as indenture trustee (the “Indenture Trustee”) entered into a master indenture (the “Master Indenture”) dated as of August 1, 2000. The Master Indenture is supplemented by various series supplements providing for the issuance of notes, in varying series. The following are publicly registered and outstanding notes existing as of December 31, 2005: Series 2001-A Asset-Backed Notes, Class A, Class B and Class C; Series 2003-A Asset-Backed Notes, Class A, Class B and Class C; Series 2003-B Asset-Backed Notes, Class A, Class B and Class C; Series 2003-D Asset-Backed Notes, Class A, Class B and Class C; and AdvantaSeries Asset-Backed Notes, Class A(2005-A1), Class A(2005-A2), Class A(2005-A3), Class A(2005-A4), Class A(2005-A5), Class B (2005-B1), Class C(2004-C1) and Class C(2005-C1) (these publicly registered notes are collectively referred to as the “Notes”). The Notes represent interests in the Trust only and do not represent interests in or obligations of the Transferor, the Bank, Advanta Corp. or any affiliate thereof.
     The Registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission (the “Commission”) to other trusts which are substantially similar to the Trust. Items designated herein as “Not Applicable” have been omitted as a result of this reliance.
Item 1A.	Risk Factors
Not Applicable.
Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties.
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
     Except for the AdvantaSeries, each class of Notes is represented by a single Note of such class, and for the AdvantaSeries, each tranche of Notes is represented by a single Note of such tranche. Each publicly issued Note is registered in the name of Cede & Co., the nominee of The Depository Trust Company (“DTC”).
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
          Except for the AdvantaSeries, each class of Notes is represented by a single Note of such class, and for the AdvantaSeries, each tranche of Notes is represented by a single Note of such tranche. Each publicly issued Note is registered in the name of Cede & Co., the nominee of DTC, and an investor holding a beneficial interest in a Note is not entitled to receive a note representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Notes for their own accounts or for the accounts of their customers. The name and address of Cede & Co. is:
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

Item 14.	Principal Accountant Fees and Services.
          Not Applicable.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	1.	Financial Statements:	Not Applicable.

	2.	Financial Statement Schedules:	Not Applicable.

	3.	Exhibits:

		31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		99.1	Annual Servicer’s Certificate dated September 27, 2005

		99.2	Independent Accountants’ Report and Assertion by Advanta Bank Corp.

(b)	See Item 15(a)(3).

(c)	Not Applicable.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTA BUSINESS CARD MASTER TRUST

By: Advanta Bank Corp., as attorney in fact

By:	/s/ Michael Coco

Name:	Michael Coco
Title:	Vice President and Treasurer
Dated:	March 28, 2006

ADVANTA BUSINESS RECEIVABLES CORP.

By:	/s/ Michael Coco

Name:	Michael Coco
Title:	President
Date:	March 28, 2006

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Coco

Michael Coco
President, Director
(Principal Executive Officer and Principal Financial Officer)
Date: March 28, 2006

/s/ Susan McVeigh

Susan McVeigh
Vice President and Treasurer, Director
Date: March 28, 2006

/s/ David B. Weinstock

David B. Weinstock
Vice President and Chief Accounting Officer, Director
(Principal Accounting Officer)
Date: March 28, 2006

/s/ Kelly J. Flanders

Kelly J. Flanders
Director
Date: March 28, 2006

/s/ Andrew T. Panaccione

Andrew T. Panaccione
Director
Date: March 28, 2006

EXHIBIT INDEX

EXHIBIT	DESCRIPTION	MANNER OF FILING
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

99.1	Annual Servicer’s Certificate	*

99.2	Independent Accountants’ Report and Assertion by Advanta Bank Corp.	*

*	Filed electronically herewith.