Form 10-K
period 2006-12-31
ADVANTA BUSINESS RECEIVABLES CORP
filed 2007-03-30
CIK 1107920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-32874
ADVANTA BUSINESS CARD MASTER TRUST
(exact name of the issuing entity as specified in its charter)
ADVANTA BUSINESS RECEIVABLES CORP.
(exact name of the depositor as specified in its charter)
ADVANTA BANK CORP.
(exact name of the sponsor as specified in its charter)

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated Filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Not Applicable.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Not applicable.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2006.
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
Certain information is incorporated by reference below under Part IV.

PART I
Item 1. Business.

Omitted in accordance with General Instruction J to Form 10-K.
Item 1.A. Risk Factors.

Omitted in accordance with General Instruction J to Form 10-K.
Item 1.B. Unresolved Staff Comments.

None.
Item 2. Properties.

Omitted in accordance with General Instruction J to Form 10-K.
Item 3. Legal Proceedings.

Omitted in accordance with General Instruction J to Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders.

Omitted in accordance with General Instruction J to Form 10-K.
Item 1112(b) of Regulation AB, Significant Obligor Financial Information.
None.
Item 1114(b)(2) of Regulation AB, Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).
None.
Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).
None.
Item 1117 of Regulation AB, Legal Proceedings.
          The sponsor and its affiliates are now and in the future may become subject to a variety of legal proceedings, including class action lawsuits, other litigation and claims, investigation and other proceedings arising in the ordinary course of business or discontinued operations (the “Legal Proceedings”). The sponsor believes that there are no existing Legal Proceedings that will have a material adverse impact on the Receivables or the sponsor’s results of operations or financial condition, based on currently available information and after consultation with counsel. However, due to the inherent uncertainty in Legal Proceedings and since the ultimate resolutions of Legal Proceedings are influenced by factors beyond the sponsor’s control, there can be no assurance that Legal Proceedings will not have a material adverse impact on the Receivables or the results of operation or financial condition of the sponsor or its affiliates.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted in accordance with General Instruction J to Form 10-K.
Item 6. Selected Financial Data.

Omitted in accordance with General Instruction J to Form 10-K.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted in accordance with General Instruction J to Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted in accordance with General Instruction J to Form 10-K.
Item 8. Financial Statements and Supplementary Data.

Omitted in accordance with General Instruction J to Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Omitted in accordance with General Instruction J to Form 10-K.
Item 9A. Controls and Procedures.

Omitted in accordance with General Instruction J to Form 10-K.
Item 9B. Other Information.

None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Omitted in accordance with General Instruction J to Form 10-K.
Item 11. Executive Compensation.

Omitted in accordance with General Instruction J to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted in accordance with General Instruction J to Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted in accordance with General Instruction J to Form 10-K.
Item 14. Principal Accountant Fees and Services.

Omitted in accordance with General Instruction J to Form 10-K.
Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
        None that have not been disclosed in the registrant’s previous filings with the Securities and Exchange Commission.
Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.
        Reports on assessment of compliance with the servicing criteria for asset-backed securities are attached hereto under Item 15.
Item 1123 of Regulation AB, Servicer Compliance Statement.
        The servicer compliance statement is attached hereto under Item 15.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	(1) Not Applicable

(2) Not Applicable

(3) See Item 15 (b), below.

(b)	Exhibits
3.1	Articles of Incorporation of Advanta Business Receivables Corp. (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-3/A, filed with the Securities and Exchange Commission on July 13, 2000).

3.2	By-Laws of Advanta Business Receivables Corp. (incorporated by reference to Exhibit 3.2 to the registrant’s Form S-3/A, filed with the Securities and Exchange Commission on July 13, 2000).

4.1	Master Indenture, dated as of August 1, 2000, between Wilmington Trust Company, as Owner Trustee of the Advanta Business Card Master Trust, and

Bankers Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on August 30, 2000), as amended May 9, 2006 (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).

4.2	Transfer and Servicing Agreement, dated as of August 1, 2000, among Advanta Business Receivables Corp., as Transferor, Advanta Bank Corp., as Servicer, and Wilmington Trust Company, as Owner Trustee of the Advanta Business Card Master Trust (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on August 30, 2000), as amended May 9, 2006 (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).

4.3	Trust Agreement of Advanta Business Card Master Trust, dated as of August 1, 2000, between Advanta Business Receivables Corp., as Transferor, and Wilmington Trust Company, as Owner Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on August 30, 2000), as amended May 9, 2006 (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).

4.4	Administration Agreement, dated as of August 1, 2000, between Wilmington Trust Company as Owner Trustee of the Advanta Business Card Master Trust, and Advanta Bank Corp., as Administrator (incorporated by reference to Exhibit 4.5 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on August 30, 2000).

4.5	Receivables Purchase Agreement, dated as of August 1, 2000, between Advanta Bank Corp. and Advanta Business Receivables Corp.

4.6	Series 2001-A Indenture Supplement, dated as of April 1, 2001, between Advanta Business Card Master Trust, as Issuer, and Bankers Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on April 24, 2001).

4.7	Series 2003-A Indenture Supplement, dated as of February 1, 2003, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 27, 2003).

4.8	Series 2003-B Indenture Supplement, dated as of June 1, 2003, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on June 26, 2003).

4.9	Series 2003-D Indenture Supplement, dated as of December 1, 2003, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 10, 2003).

4.10	AdvantaSeries Indenture Supplement, dated as of November 1, 2004, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on November 12, 2004).

4.10.1	AdvantaSeries Class C(2004-C1) Terms Document, dated November 10, 2004, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on November 12, 2004).

4.10.2	AdvantaSeries Class D(2004-D1) Terms Document, dated November 10, 2004, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on November 12, 2004).

4.10.3	AdvantaSeries Class B(2005-B1) Terms Document, dated April 21, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on April 21, 2005).

4.10.4	AdvantaSeries Class A(2005-A1) Terms Document, dated May 24, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on May 26, 2005).

4.10.5	AdvantaSeries Class D(2005-D1) Terms Document, dated May 24, 2005, between Advanta Business Card Master Trust, as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on May 26, 2005).

4.10.6	AdvantaSeries Class A(2005-A2) Terms Document, dated July 7, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on July 7, 2005).

4.10.7	AdvantaSeries Class C(2005-C1) Terms Document, dated September 21, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on September 22, 2005).

4.10.8	AdvantaSeries Class A(2005-A3) Terms Document, dated October 26, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on October 26, 2005).

4.10.9	AdvantaSeries Class D(2005-D2) Terms Document, dated October 26, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to

Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on October 26, 2005).

4.10.10	AdvantaSeries Class A(2005-A4) Terms Document, dated December 6, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 6, 2005).

4.10.11	AdvantaSeries Class A(2005-A5) Terms Document, dated December 6, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 6, 2005).

4.10.12	AdvantaSeries Class A(2006-A1) Terms Document, dated as of March 15, 2006, between Advanta Business Card Master Trust and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 15, 2006).

4.10.13	AdvantaSeries Class A(2006-A2) Terms Document, dated as of March 15, 2006, between Advanta Business Card Master Trust and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 15, 2006).

4.10.14	AdvantaSeries Class D(2006-D1) Terms Document, dated as of March 15, 2006, between Advanta Business Card Master Trust and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 15, 2006).

4.10.15	AdvantaSeries Class A(2006-A3) Terms Document, dated June 8, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on June 8, 2006).

4.10.16	AdvantaSeries Class A(2006-A4) Terms Document, dated June 8, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on June 8, 2006).

4.10.17	AdvantaSeries Class D(2006-D2) Terms Document, dated June 8, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on June 8, 2006).

4.10.18	AdvantaSeries Class B(2006-B2) Terms Document, dated August 9, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on August 9, 2006).

4.10.19	AdvantaSeries Class A(2006-A5) Terms Document, dated October 24, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on October 24, 2006).

4.10.20	AdvantaSeries Class A(2006-A6) Terms Document, dated October 24, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on October 24, 2006).

4.10.21	AdvantaSeries Class D(2006-D3) Terms Document, dated October 24, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on October 24, 2006).

4.10.22	AdvantaSeries Class A(2006-A7) Terms Document, dated as of December 5, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 5, 2006).

4.10.23	AdvantaSeries Class C(2006-C1) Terms Document, dated as of December 5, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 5, 2006).

10	The items required to be filed as exhibits pursuant to this Item 10 are incorporated by reference to Exhibits 4.1 through 4.10.23 above.

23.1	Consent of KPMG LLP

23.2	Consent of KPMG LLP

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of Advanta Bank Corp.

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Advanta Bank Corp.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

35	Servicer Compliance Statement of Advanta Bank Corp.
(c)	Not applicable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTA BUSINESS CARD MASTER TRUST

By:	ADVANTA BUSINESS RECEIVABLES CORP., as Depositor

By:	/s/ Michael Coco
Name:	Michael Coco
Title:	President
Dated:	March 29, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Coco
Michael Coco
President, Director (Principal Executive Officer and Principal Financial Officer) Date: March 29, 2007

/s/ Susan McVeigh
Susan McVeigh
Vice President and Treasurer, Director Date: March 29, 2007

/s/ David B. Weinstock
David B. Weinstock
Vice President and Chief Accounting Officer, Director (Principal Accounting Officer) Date: March 29, 2007

/s/ Kelly J. Flanders
Kelly J. Flanders
Director Date: March 29, 2007

/s/ Andrew T. Panaccione
Andrew T. Panaccione
Director Date: March 29, 2007

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

3.1	Articles of Incorporation of Advanta Business Receivables Corp. (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-3/A, filed with the Securities and Exchange Commission on July 13, 2000).

3.2	By-Laws of Advanta Business Receivables Corp. (incorporated by reference to Exhibit 3.2 to the registrant’s Form S-3/A, filed with the Securities and Exchange Commission on July 13, 2000).

4.1	Master Indenture, dated as of August 1, 2000, between Wilmington Trust Company, as Owner Trustee of the Advanta Business Card Master Trust, and Bankers Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on August 30, 2000), as amended May 9, 2006 (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).

4.2	Transfer and Servicing Agreement, dated as of August 1, 2000, among Advanta Business Receivables Corp., as Transferor, Advanta Bank Corp., as Servicer, and Wilmington Trust Company, as Owner Trustee of the Advanta Business Card Master Trust (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on August 30, 2000), as amended May 9, 2006 (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).

4.3	Trust Agreement of Advanta Business Card Master Trust, dated as of August 1, 2000, between Advanta Business Receivables Corp., as Transferor, and Wilmington Trust Company, as Owner Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on August 30, 2000), as amended May 9, 2006 (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).

4.4	Administration Agreement, dated as of August 1, 2000, between Wilmington Trust Company as Owner Trustee of the Advanta Business Card Master Trust, and Advanta Bank Corp., as Administrator (incorporated by reference to Exhibit 4.5 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on August 30, 2000).

4.5	Receivables Purchase Agreement, dated as of August 1, 2000, between Advanta Bank Corp. and Advanta Business Receivables Corp.

4.6	Series 2001-A Indenture Supplement, dated as of April 1, 2001, between Advanta Business Card Master Trust, as Issuer, and Bankers Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on April 24, 2001).

4.7	Series 2003-A Indenture Supplement, dated as of February 1, 2003, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 27, 2003).

4.8	Series 2003-B Indenture Supplement, dated as of June 1, 2003, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on June 26, 2003).

4.9	Series 2003-D Indenture Supplement, dated as of December 1, 2003, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 10, 2003).

EXHIBIT	DESCRIPTION

4.10	AdvantaSeries Indenture Supplement, dated as of November 1, 2004, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on November 12, 2004).

4.10.1	AdvantaSeries Class C(2004-C1) Terms Document, dated November 10, 2004, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on November 12, 2004).

4.10.2	AdvantaSeries Class D(2004-D1) Terms Document, dated November 10, 2004, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on November 12, 2004).

4.10.3	AdvantaSeries Class B(2005-B1) Terms Document, dated April 21, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on April 21, 2005).

4.10.4	AdvantaSeries Class A(2005-A1) Terms Document, dated May 24, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on May 26, 2005).

4.10.5	AdvantaSeries Class D(2005-D1) Terms Document, dated May 24, 2005, between Advanta Business Card Master Trust, as Issuer and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on May 26, 2005).

4.10.6	AdvantaSeries Class A(2005-A2) Terms Document, dated July 7, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on July 7, 2005).

4.10.7	AdvantaSeries Class C(2005-C1) Terms Document, dated September 21, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on September 22, 2005).

4.10.8	AdvantaSeries Class A(2005-A3) Terms Document, dated October 26, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on October 26, 2005).

4.10.9	AdvantaSeries Class D(2005-D2) Terms Document, dated October 26, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on October 26, 2005).

EXHIBIT	DESCRIPTION

4.10.10	AdvantaSeries Class A(2005-A4) Terms Document, dated December 6, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 6, 2005).

4.10.11	AdvantaSeries Class A(2005-A5) Terms Document, dated December 6, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 6, 2005).

4.10.12	AdvantaSeries Class A(2006-A1) Terms Document, dated as of March 15, 2006, between Advanta Business Card Master Trust and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 15, 2006).

4.10.13	AdvantaSeries Class A(2006-A2) Terms Document, dated as of March 15, 2006, between Advanta Business Card Master Trust and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 15, 2006).

4.10.14	AdvantaSeries Class D(2006-D1) Terms Document, dated as of March 15, 2006, between Advanta Business Card Master Trust and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 15, 2006).

4.10.15	AdvantaSeries Class A(2006-A3) Terms Document, dated June 8, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on June 8, 2006).

4.10.16	AdvantaSeries Class A(2006-A4) Terms Document, dated June 8, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on June 8, 2006).

4.10.17	AdvantaSeries Class D(2006-D2) Terms Document, dated June 8, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on June 8, 2006).

4.10.18	AdvantaSeries Class B(2006-B2) Terms Document, dated August 9, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on August 9, 2006).

4.10.19	AdvantaSeries Class A(2006-A5) Terms Document, dated October 24, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on October 24, 2006).

EXHIBIT	DESCRIPTION

4.10.20	AdvantaSeries Class A(2006-A6) Terms Document, dated October 24, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on October 24, 2006).

4.10.21	AdvantaSeries Class D(2006-D3) Terms Document, dated October 24, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on October 24, 2006).

4.10.22	AdvantaSeries Class A(2006-A7) Terms Document, dated as of December 5, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 5, 2006).

4.10.23	AdvantaSeries Class C(2006-C1) Terms Document, dated as of December 5, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 5, 2006).

10	The items required to be filed as exhibits pursuant to this Item 10 are incorporated by reference to Exhibits 4.1 through 4.10.23 above.

23.1	Consent of KPMG LLP

23.2	Consent of KPMG LLP

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of Advanta Bank Corp.

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Advanta Bank Corp.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

35	Servicer Compliance Statement of Advanta Bank Corp.