Form 10-K
period 2007-12-31
ADVANTA BUSINESS RECEIVABLES CORP
filed 2008-03-28
CIK 1107920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file numbers: 333–141065 and 333–32874
Central Index Key (CIK): 0001107920
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
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
Not applicable.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2007.
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
     Omitted in accordance with General Instruction J to Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders.
     Omitted in accordance with General Instruction J to Form 10-K.
Item 1112(b) of Regulation AB, Significant Obligor Financial Information.
     No single obligor represents 10% or more of the pool assets held by the issuing entity.
Item 1114(b)(2) Regulation AB, Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).
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
Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.
     Reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.
Item 1123 of Regulation AB, Servicer Compliance Statement.
     The servicer compliance statement is attached hereto under Item 15.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (a) (1) Not Applicable
          (2) Not Applicable
          (3) See Item 15 (b), below.
     (b) Exhibits*
3.1	Articles of Incorporation of Advanta Business Receivables Corp. (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-3/A, filed with the Securities and Exchange Commission on July 13, 2000).

3.2	By-Laws of Advanta Business Receivables Corp. (incorporated by reference to Exhibit 3.2 to the registrant’s Form S-3/A, filed with the Securities and Exchange Commission on July 13, 2000).

4.1	Master Indenture, dated as of August 1, 2000, between Wilmington Trust Company, as Owner Trustee of the Advanta Business Card Master Trust, and Bankers Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on August 30, 2000), as amended May 9, 2006 (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).

4.2	Transfer and Servicing Agreement, dated as of August 1, 2000, among Advanta Business Receivables Corp., as Transferor, Advanta Bank Corp., as Servicer, and Wilmington Trust Company, as Owner Trustee of the Advanta Business Card Master Trust (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on August 30, 2000), as amended May 9, 2006 (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).

4.3	Trust Agreement of Advanta Business Card Master Trust, dated as of August 1, 2000, between Advanta Business Receivables Corp., as Transferor, and Wilmington Trust Company, as Owner Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on August 30, 2000), as amended May 9, 2006 (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).

4.4	Administration Agreement, dated as of August 1, 2000, between Wilmington Trust Company as Owner Trustee of the Advanta Business Card Master Trust, and Advanta Bank Corp., as Administrator (incorporated by reference to Exhibit 4.5 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on August 30, 2000).

4.5	Receivables Purchase Agreement, dated as of August 1, 2000, between Advanta Bank Corp. and Advanta Business Receivables Corp. (incorporated by reference to Exhibit 4.5 to the registrant’s Form 10-K, filed with the Securities and Exchange Commission on March 30, 2007).

4.6	Series 2001-A Indenture Supplement, dated as of April 1, 2001, between Advanta Business Card Master Trust, as Issuer, and Bankers Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on April 24, 2001).

4.7	AdvantaSeries Indenture Supplement, dated as of November 1, 2004, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on November 12, 2004).

4.7.1	AdvantaSeries Class C(2004-C1) Terms Document, dated November 10, 2004, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on November 12, 2004).

4.7.2	AdvantaSeries Class D(2004-D1) Terms Document, dated November 10, 2004, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on November 12, 2004).

4.7.3	AdvantaSeries Class B(2005-B1) Terms Document, dated April 21, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on April 21, 2005).

4.7.4	AdvantaSeries Class A(2005-A1) Terms Document, dated May 24, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on May 26, 2005).

4.7.5	AdvantaSeries Class D(2005-D1) Terms Document, dated May 24, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on May 26, 2005).

4.7.6	AdvantaSeries Class A(2005-A2) Terms Document, dated July 7, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on July 7, 2005).

4.7.7	AdvantaSeries Class C(2005-C1) Terms Document, dated September 21, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on September 22, 2005).

4.7.8	AdvantaSeries Class A(2005-A3) Terms Document, dated October 26, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on October 26, 2005).

4.7.9	AdvantaSeries Class D(2005-D2) Terms Document, dated October 26, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on October 26, 2005).

4.7.10	AdvantaSeries Class A(2005-A4) Terms Document, dated December 6, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 6, 2005).

4.7.11	AdvantaSeries Class A(2005-A5) Terms Document, dated December 6, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to

Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 6, 2005).

4.7.12	AdvantaSeries Class A(2006-A1) Terms Document, dated as of March 15, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 15, 2006).

4.7.13	AdvantaSeries Class A(2006-A2) Terms Document, dated as of March 15, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 15, 2006).

4.7.14	AdvantaSeries Class D(2006-D1) Terms Document, dated as of March 15, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 15, 2006).

4.7.15	AdvantaSeries Class A(2006-A3) Terms Document, dated June 8, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on June 8, 2006).

4.7.16	AdvantaSeries Class A(2006-A4) Terms Document, dated June 8, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on June 8, 2006).

4.7.17	AdvantaSeries Class D(2006-D2) Terms Document, dated June 8, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on June 8, 2006).

4.7.18	AdvantaSeries Class B(2006-B2) Terms Document, dated August 9, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on August 9, 2006).

4.7.19	AdvantaSeries Class A(2006-A5) Terms Document, dated October 24, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on October 24, 2006).

4.7.20	AdvantaSeries Class A(2006-A6) Terms Document, dated October 24, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on October 24, 2006).

4.7.21	AdvantaSeries Class D(2006-D3) Terms Document, dated October 24, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on October 24, 2006).

4.7.22	AdvantaSeries Class A(2006-A7) Terms Document, dated as of December 5, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 5, 2006).

4.7.23	AdvantaSeries Class C(2006-C1) Terms Document, dated as of December 5, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 5, 2006).

4.7.24	A Form 8-K was filed with the Securities and Exchange Commission on February 12, 2007 and is incorporated herein by reference. The Form 8-K reported adjustments to the AdvantaSeries Required Subordinated Amounts.

4.7.25	AdvantaSeries Class A(2007-A1) Terms Document, dated as of February 21, 2007, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 21, 2007).

4.7.26	AdvantaSeries Class B(2007-B1) Terms Document, dated as of February 21, 2007, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 21, 2007).

4.7.27	AdvantaSeries Class D(2007-D1) Terms Document, dated as of February 21, 2007, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 21, 2007).

4.7.28	AdvantaSeries Class A(2007-A2) Terms Document, dated as of April 20, 2007, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on April 20, 2007).

4.7.29	A Form 8-K was filed with the Securities and Exchange Commission on May 25, 2007 and is incorporated herein by reference. The Form 8-K reported adjustments to the AdvantaSeries Required Subordinated Amounts.

4.7.30	AdvantaSeries Class A(2007-A3) Terms Document, dated as of June 13, 2007, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on June 13, 2007).

4.7.31	AdvantaSeries Class A(2007-A4) Terms Document, dated as of June 13, 2007, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on June 13, 2007).

4.7.32	AdvantaSeries Class B(2007-B2) Terms Document, dated as of July 31, 2007, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on July 31, 2007).

4.7.33	AdvantaSeries Class A(2007-A5) Terms Document, dated as of November 8, 2007, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on November 8, 2007).

10	The items required to be filed as exhibits pursuant to this Item 10 are incorporated by reference to Exhibits 4.1 through 4.7.33 above.

23.1	Consent of KPMG LLP

23.2	Consent of KPMG LLP

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of Advanta Bank Corp.

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Advanta Bank Corp.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

35	Servicer Compliance Statement of Advanta Bank Corp.
(c)	Not applicable.

*	Unless otherwise indicated, each exhibit incorporated herein by reference was previously filed with the SEC under CIK 0001107920 and Commission File Number 333-32874.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTA BUSINESS CARD MASTER TRUST

By:	ADVANTA BUSINESS RECEIVABLES CORP., as Depositor

By:	/s/ Michael Coco
Name:	Michael Coco
(Senior Officer in Charge of Securitization for the Depositor)
Title:	President
Dated:	March 27, 2008

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

3.1	Articles of Incorporation of Advanta Business Receivables Corp. (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-3/A, filed with the Securities and Exchange Commission on July 13, 2000).

3.2	By-Laws of Advanta Business Receivables Corp. (incorporated by reference to Exhibit 3.2 to the registrant’s Form S-3/A, filed with the Securities and Exchange Commission on July 13, 2000).

4.1	Master Indenture, dated as of August 1, 2000, between Wilmington Trust Company, as Owner Trustee of the Advanta Business Card Master Trust, and Bankers Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on August 30, 2000), as amended May 9, 2006 (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).

4.2	Transfer and Servicing Agreement, dated as of August 1, 2000, among Advanta Business Receivables Corp., as Transferor, Advanta Bank Corp., as Servicer, and Wilmington Trust Company, as Owner Trustee of the Advanta Business Card Master Trust (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on August 30, 2000), as amended May 9, 2006 (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).

4.3	Trust Agreement of Advanta Business Card Master Trust, dated as of August 1, 2000, between Advanta Business Receivables Corp., as Transferor, and Wilmington Trust Company, as Owner Trustee (incorporated by reference to Exhibit 4.4 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on August 30, 2000), as amended May 9, 2006 (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on May 19, 2006).

4.4	Administration Agreement, dated as of August 1, 2000, between Wilmington Trust Company as Owner Trustee of the Advanta Business Card Master Trust, and Advanta Bank Corp., as Administrator (incorporated by reference to Exhibit 4.5 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on August 30, 2000).

4.5	Receivables Purchase Agreement, dated as of August 1, 2000, between Advanta Bank Corp. and Advanta Business Receivables Corp. (incorporated by reference to Exhibit 4.5 to the registrant’s Form 10-K, filed with the Securities and Exchange Commission on March 30, 2007).

4.6	Series 2001-A Indenture Supplement, dated as of April 1, 2001, between Advanta Business Card Master Trust, as Issuer, and Bankers Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on April 24, 2001).

4.7	AdvantaSeries Indenture Supplement, dated as of November 1, 2004, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on November 12, 2004).

4.7.1	AdvantaSeries Class C(2004-C1) Terms Document, dated November 10, 2004, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on November 12, 2004).

EXHIBIT	DESCRIPTION

4.7.2	AdvantaSeries Class D(2004-D1) Terms Document, dated November 10, 2004, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on November 12, 2004).

4.7.3	AdvantaSeries Class B(2005-B1) Terms Document, dated April 21, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on April 21, 2005).

4.7.4	AdvantaSeries Class A(2005-A1) Terms Document, dated May 24, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on May 26, 2005).

4.7.5	AdvantaSeries Class D(2005-D1) Terms Document, dated May 24, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on May 26, 2005).

4.7.6	AdvantaSeries Class A(2005-A2) Terms Document, dated July 7, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on July 7, 2005).

4.7.7	AdvantaSeries Class C(2005-C1) Terms Document, dated September 21, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on September 22, 2005).

4.7.8	AdvantaSeries Class A(2005-A3) Terms Document, dated October 26, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on October 26, 2005).

4.7.9	AdvantaSeries Class D(2005-D2) Terms Document, dated October 26, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on October 26, 2005).

4.7.10	AdvantaSeries Class A(2005-A4) Terms Document, dated December 6, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 6, 2005).

4.7.11	AdvantaSeries Class A(2005-A5) Terms Document, dated December 6, 2005, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 6, 2005).

EXHIBIT	DESCRIPTION

4.7.12	AdvantaSeries Class A(2006-A1) Terms Document, dated as of March 15, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 15, 2006).

4.7.13	AdvantaSeries Class A(2006-A2) Terms Document, dated as of March 15, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 15, 2006).

4.7.14	AdvantaSeries Class D(2006-D1) Terms Document, dated as of March 15, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 15, 2006).

4.7.15	AdvantaSeries Class A(2006-A3) Terms Document, dated June 8, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on June 8, 2006).

4.7.16	AdvantaSeries Class A(2006-A4) Terms Document, dated June 8, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on June 8, 2006).

4.7.17	AdvantaSeries Class D(2006-D2) Terms Document, dated June 8, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on June 8, 2006).

4.7.18	AdvantaSeries Class B(2006-B2) Terms Document, dated August 9, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on August 9, 2006).

4.7.19	AdvantaSeries Class A(2006-A5) Terms Document, dated October 24, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on October 24, 2006).

4.7.20	AdvantaSeries Class A(2006-A6) Terms Document, dated October 24, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on October 24, 2006).

4.7.21	AdvantaSeries Class D(2006-D3) Terms Document, dated October 24, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on October 24, 2006).

EXHIBIT	DESCRIPTION

4.7.22	AdvantaSeries Class A(2006-A7) Terms Document, dated as of December 5, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 5, 2006).

4.7.23	AdvantaSeries Class C(2006-C1) Terms Document, dated as of December 5, 2006, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 5, 2006).

4.7.24	A Form 8-K was filed with the Securities and Exchange Commission on February 12, 2007 and is incorporated herein by reference. The Form 8-K reported adjustments to the AdvantaSeries Required Subordinated Amounts.

4.7.25	AdvantaSeries Class A(2007-A1) Terms Document, dated as of February 21, 2007, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 21, 2007).

4.7.26	AdvantaSeries Class B(2007-B1) Terms Document, dated as of February 21, 2007, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 21, 2007).

4.7.27	AdvantaSeries Class D(2007-D1) Terms Document, dated as of February 21, 2007, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.3 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 21, 2007).

4.7.28	AdvantaSeries Class A(2007-A2) Terms Document, dated as of April 20, 2007, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on April 20, 2007).

4.7.29	A Form 8-K was filed with the Securities and Exchange Commission on May 25, 2007 and is incorporated herein by reference. The Form 8-K reported adjustments to the AdvantaSeries Required Subordinated Amounts.

4.7.30	AdvantaSeries Class A(2007-A3) Terms Document, dated as of June 13, 2007, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on June 13, 2007).

4.7.31	AdvantaSeries Class A(2007-A4) Terms Document, dated as of June 13, 2007, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on June 13, 2007).

4.7.32	AdvantaSeries Class B(2007-B2) Terms Document, dated as of July 31, 2007, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on July 31, 2007).

EXHIBIT	DESCRIPTION

4.7.33	AdvantaSeries Class A(2007-A5) Terms Document, dated as of November 8, 2007, between Advanta Business Card Master Trust, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K, filed with the Securities and Exchange Commission on November 8, 2007).

10	The items required to be filed as exhibits pursuant to this Item 10 are incorporated by reference to Exhibits 4.1 through 4.7.33 above.

23.1	Consent of KPMG LLP

23.2	Consent of KPMG LLP

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of Advanta Bank Corp.

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Advanta Bank Corp.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas.

35	Servicer Compliance Statement of Advanta Bank Corp.